Form 10-K
period 1996-12-31
CS FIRST BOSTON MORT SEC CORP ADJ RATE ASSET BACK CER 1996-1
filed 1997-03-26
CIK 1014972

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549

				  FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
	  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:  33-99612

CS First Boston Mortgage Securities Corporation, Series 1996-1 Trust (Exact name of registrant as specified in its charter)

	     New York                              52-1988169
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, Maryland                            21044
(Address of Principal                         (Zip Code)
Executive Offices)

Registrant's telephone number, including area code:  (410) 884-2000


Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes XX          No __

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
       Not applicable

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1996:
       Not Applicable

Number of shares of common stock outstanding as of December 31, 1996:
       Not Applicable



				 PART I

Item 2.  Properties

	 The Issuer has no physical properties. The CS First Boston Mortgage Securities Corporation, Series 1996-1 securities represent in the aggregate the entire beneficial ownership interest in a trust consisting primarily of three classes (or portions of classes) of mortgage pass-through certificates, each of which is part of one of 13 series of mortgage pass-through certificates initially sold by the Resolution Trust Corporation and acquired by the Depositor in the secondary market.

Item 3.  Legal Proceedings

	 None.

Item 4.  Submission of Matters to a Vote of Security Holders

	 No matters were submitted to a vote of holders of equity interest during the period covered by this report through the solicitation of proxies or otherwise.


			       PART II

Item 5.  Market for the Registrant's Common Equity and Related
	 Stockholder Matters.

	 The Issuer does not issue stock. Presently, there is no established trading market for the Trust's securities. The number of holders for CS First Boston Mortgage Securities Corporation, Series 1996-1 Trust was 11 as of December 31, 1996.

Item 8.  Financial Statements and Supplementary Data.

	 Omitted.


Item 9. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure.

	 None.



				 PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

	  None.


				 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

	 (a)  Exhibits
	      The Following exhibits are or will be provided.

	     (Ex-99.1)  Annual Report of Independent Public Accountants
			as to master servicing activities or servicing activities or certificate administration, as applicable, of:

			No exhibit will be attached as the holdings of the trust are restricted to securities only. The Annual Report of Independent Public Accountants is inapplicable as a result.


	     (Ex-99.2)  Annual Statement of Compliance with obligations
			under the Pooling and Servicing Agreement or servicing agreement, as applicable.

			No exhibit will be attached as the holdings of the trust are restricted to securities only. The Annual Report of Independent Public Accountants is inapplicable as a result.

	  (b) No reports on From 8-K have been filed during the last quarter of the period covered by this report.

	  (c)  Omitted.

	  (d)  Omitted.



				  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	 CS First Boston Mortgage Securities Corp., Series 1996-1
				(Registrant)

				      By:  Norwest Bank Minnesota, N.A.
					   Certificate Administrator

				      By:  /s/ Sherri J. Sharps

Date:  March 21, 1997                 Name:  Sherri J. Sharps

				      Title:  Vice president



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The registrant has not sent an annual report or proxy material to its security holders. The Registrant will not send an annual report or proxy material to its security holders subsequent to the filing of this form.